Form 10-Q
period 1995-03-31
SWIFT ENERGY INCOME PARTNERS 1986-C LTD
filed 1995-05-12
CIK 811957

FORM 10-Q


                          SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C. 20549


              [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended  March 31, 1995

                                          OR

              [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from  ___________ to ___________

                           Commission File number  0-17022


                      SWIFT ENERGY INCOME PARTNERS 1986-C, LTD.
                (Exact name of registrant as specified in its charter)


                     Texas                                76-0200458
         (State or other jurisdiction                  (I.R.S. Employer
               of organization)                       Identification No.)


                          16825 Northchase Drive, Suite 400
                                 Houston, Texas 77060
                       (Address of principal executive offices)
                                      (Zip Code)

                                    (713)874-2700
                 (Registrant's telephone number, including area code)

                                         None
                 (Former name, former address and former fiscal year,
                            if changed since last report)


          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes  X      No_____

                      SWIFT ENERGY INCOME PARTNERS 1986-C, LTD.

                                        INDEX




          PART I.    FINANCIAL INFORMATION                             PAGE


                ITEM 1.    Financial Statements

                      Balance Sheets

                      - March 31, 1995 and December 31, 1994              3

                      Statements of Operations

                      - Three month periods ended March 31,
                        1995 and 1994                                     4

                      Statements of Cash Flows

                      - Three month periods ended March 31,
                        1995 and 1994                                     5

                      Notes to Financial Statements                       6

                ITEM 2.    Management's Discussion and
                           Analysis of Financial Condition
                           and Results of Operations                      7

          PART II.    OTHER INFORMATION                                   8


          SIGNATURES                                                      9

                      SWIFT ENERGY INCOME PARTNERS 1986-C, LTD.
                                    BALANCE SHEETS

                                                                                              March 31,        December 31,
                                                                                              1995             1994
                                                                                              __________       __________
                                                                                              (Unaudited)

                 ASSETS:

                 Current Assets:
                      Cash and cash equivalents                                               $   62,180       $    58,817
                      Oil and gas sales receivable                                                89,103           100,716
                                                                                              __________       ___________
                           Total Current Assets                                                  151,283           159,533
                                                                                              __________       ___________
                 Oil and Gas Properties, using full cost
                      accounting                                                               9,491,955         9,488,456
                 Less-Accumulated depreciation, depletion
                      and amortization                                                        (8,859,504)       (8,822,570)
                                                                                              __________       ___________
                                                                                                 632,451           665,886
                                                                                              __________       ___________
                                                                                              $  783,734       $   825,419
                                                                                              ==========       ===========

                 LIABILITIES AND PARTNERS' CAPITAL:

                 Current Liabilities:
                      Accounts payable and accrued liabilities                                $   33,226       $    42,230
                                                                                              __________       ___________

                 Deferred Revenues                                                                34,631            33,991

                 Partners' Capital                                                               715,877           749,198
                                                                                              __________       ___________
                                                                                              $  783,734       $   825,419
                                                                                              ==========       ===========

                   See accompanying notes to financial statements.

                      SWIFT ENERGY INCOME PARTNERS 1986-C, LTD.
                               STATEMENTS OF OPERATIONS
                                     (Unaudited)


                                                                                              Three Months Ended
                                                                                                  March 31,
                                                                                   ____________________________________
                                                                                   1995                     1994
                                                                                   ______________           ___________

                 REVENUES:
                     Oil and gas sales                                             $    94,378              $   123,571
                     Interest income                                                       725                      288
                     Other                                                                  --                       11
                                                                                    __________               __________
                                                                                        95,103                  123,870
                                                                                    __________               __________

                 COSTS AND EXPENSES:
                     Lease operating                                                    40,206                   48,469
                     Production taxes                                                    5,992                    7,633
                     Depreciation, depletion
                       and amortization                                                 36,934                   33,826
                     General and administrative                                          9,781                   13,553
                                                                                    __________               __________

                                                                                        92,913                  103,481
                                                                                    __________               __________
                 NET INCOME (LOSS)                                                  $    2,190              $    20,389
                                                                                    ==========               ==========



                 Limited Partners' net income (loss)
                      per unit

                 March 31, 1995            $         .20
                                            ============
                 March 31, 1994            $        1.87
                                            ============

                    See accompanying note to financial statements.

                      SWIFT ENERGY INCOME PARTNERS 1986-C, LTD.
                               STATEMENTS OF CASH FLOWS
                                     (Unaudited)



                                                                                               Three Months Ended
                                                                                                    March 31,
                                                                                            ___________________________
                                                                                            1995             1994
                                                                                            _________        __________
                 CASH FLOWS FROM OPERATING ACTIVITIES:
                     Income (loss)                                                          $   2,190        $  20,389
                     Adjustments to reconcile income (loss) to
                       net cash provided by operations:
                       Depreciation, depletion and amortization                                36,934           33,826
                       Deferred revenues                                                          640           (5,518)
                       Change in assets and liabilities:
                         (Increase) decrease in oil and gas sales
                           receivable                                                          11,613           81,788
                         Increase (decrease) in accounts payable
                           and accrued liabilities                                             (9,004)           1,351
                                                                                             _________        _________

                                 Net cash provided by (used in) operating
                                   activities                                                  42,373          131,836
                                                                                             _________        _________

                 CASH FLOWS FROM INVESTING ACTIVITIES:
                     Additions to oil and gas properties                                       (3,499)              --
                     Proceeds from sales of oil and gas properties                                 --            9,558
                                                                                             _________        _________

                                 Net cash provided by (used in) investing activities          (3,499)            9,558
                                                                                             _________        _________

                 CASH FLOWS FROM FINANCING ACTIVITIES:
                     Cash distributions to partners                                          (35,511)          (47,718)
                                                                                             _________        _________

                 NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           3,363           93,676
                                                                                             _________        _________

                 CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                              58,817            1,132
                                                                                             _________        _________

                 CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $  62,180        $  94,808
                                                                                             =========        =========

                                See accompanying notes to financial statements.

                      SWIFT ENERGY INCOME PARTNERS 1986-C, LTD.
                            NOTES TO FINANCIAL STATEMENTS
                                     (UNAUDITED)



          (1)  General Information -

                    The financial statements included herein have been prepared by the Partnership and are unaudited except for the balance sheet at December 31, 1994 which has been taken from the audited financial statements at that date. The financial statements reflect adjustments, all of which were of a normal recurring nature, which are, in the opinion of the Managing General Partner necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The Partnership believes adequate disclosure is provided by the information presented. The financial statements should be read in conjunction with the audited financial statements and the notes included in the latest Form 10-K.

          (2)  Deferred Revenues -

                    Deferred Revenues represent a gas imbalance liability assumed as part of property acquisitions. The imbalance is accounted for on the entitlements method, whereby the Partnership records its share of revenue, based on its entitled amount. Any amounts over or under the entitled amount are recorded as an increase or decrease to deferred revenues.

          (3)  Concentrations of Credit Risk -

                    The Partnership extends credit to various companies in the oil and gas industry which results in a concentration of credit risk. This concentration of credit risk may be affected by changes in economic or other conditions and may accordingly impact the Partnership's overall credit risk. However, the Managing General Partner believes that the risk is mitigated by the size, reputation, and nature of the companies to which the Partnership extends credit. In addition, the Partnership generally does not require collateral or other security to support customer receivables.

                      SWIFT ENERGY INCOME PARTNERS 1986-C, LTD.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS


          General

             The Partnership was formed for the purpose of investing in producing oil and gas properties located within the continental United States. In order to accomplish this, the Partnership goes through two distinct yet overlapping phases with respect to its liquidity and results of operations. When the Partnership is formed, it commences its "acquisition" phase, with all funds placed in short-term investments until required for such property acquisitions. The interest earned on these pre-acquisition investments becomes the primary cash flow source for initial partner distributions. As the Partnership acquires producing properties, net cash from operations becomes available for distribution, along with the investment income. After Partnership funds have been expended on producing oil and gas properties, the Partnership enters its "operations" phase. During this phase, oil and gas sales generate substantially all revenues, and distributions to partners reflect those revenues less all associated Partnership expenses. The Partnership may also derive proceeds from the sale of acquired oil and gas properties, when the sale of such properties is economically appropriate or preferable to continued operation.

          Liquidity and Capital Resources

             The Partnership has completed acquisition of producing oil and gas properties, expending all of limited partners' net commitments available for property acquisitions.

             The Partnership does not allow for additional assessments from the partners to fund capital requirements. However, funds are available from partnership revenues, borrowings or proceeds from the sale of partnership property. The Managing General
          Partner believes that the funds currently available to the Partnership will be adequate to meet any anticipated capital requirements.

          Results of Operations

             Oil and gas sales declined $29,193 or 24 percent in the first quarter of 1995 when compared to the corresponding quarter in 1994, primarily due to decreased gas prices. A decline in gas prices of 54 percent or $1.26/MCF had a significant impact on Partnership performance. Also, current quarter oil production declined 8 percent when compared to first quarter 1994 production volumes, further contributing to decreased revenues. Increased oil prices of 41 percent or $4.25/BBL partially offset the revenue declines.

             Associated  depreciation  expense  increased   9  percent   or
          $3,108.

             During 1995, Partnership revenues and costs will be shared between the limited partner and general partners in a 90:10 ratio.

                      SWIFT ENERGY INCOME PARTNERS 1986-C, LTD.
                             PART II - OTHER INFORMATION




          ITEM 5.    OTHER INFORMATION


                                        -NONE-

                                      SIGNATURES



          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                      SWIFT ENERGY INCOME
                                                      PARTNERS 1986-C, LTD.
                                                      (Registrant)

                                                  By: SWIFT ENERGY COMPANY
                                                      Managing General Partner

                 Date:     May 12, 1995           By: /s/ John R. Alden
                           ------------               --------------------------
                                                      John R. Alden
                                                      Senior Vice President,
                                                      Secretary and Principal
                                                      Financial Officer

                 Date:     May 12, 1995           By: /s/ Alton D. Heckaman, Jr.
                           ------------               --------------------------
                                                      Alton D. Heckaman, Jr.
                                                      Vice President, Controller
                                                      and Principal
                                                      Accounting Officer