Form 10-Q
period 1995-06-30
SWIFT ENERGY INCOME PARTNERS 1986-C LTD
filed 1995-08-11
CIK 811957

FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C. 20549


               [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                                THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended  June 30, 1995

                                         OR

               [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                                THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ___________ to __________

                           Commission File number  0-17022


                      SWIFT ENERGY INCOME PARTNERS 1986-C, LTD.
               (Exact name of registrant as specified in its charter)


                    Texas                              76-0200458
               State or other             (IRS Employer Identification Number)
          jurisdiction of organization


                          16825 Northchase Drive, Suite 400
                                Houston, Texas 77060
                      (Address of principal executive offices)
                                     (Zip Code)

                                    (713) 874-2700
                (Registrant's telephone number, including area code)

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

          Yes __X__       No_____

                      SWIFT ENERGY INCOME PARTNERS 1986-C, LTD.

                                        INDEX




          PART I.   FINANCIAL INFORMATION                              PAGE


          ITEM 1.  Financial Statements

               Balance Sheets

                  - June 30, 1995 and December 31, 1994                   3

               Statements of Operations

                  - Three month and six month periods ended
                    June 30, 1995                                         4

               Statements of Cash Flows

                  - Six month periods ended June 30, 1995 and 1994        5

               Notes to Financial Statements                              6

          ITEM 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                    7

          PART II.  OTHER INFORMATION                                     9


          SIGNATURES                                                     10

                      SWIFT ENERGY INCOME PARTNERS 1986-C, LTD.
                                   BALANCE SHEETS

                                                                                          June 30,              December 31,
                                                                                            1995                   1994
                                                                                         __________             ___________
                                                                                         (Unaudited)

                          ASSETS:

                          Current Assets:
                               Cash and cash equivalents                                 $   84,714             $    58,817
                               Oil and gas sales receivable                                 114,936                 100,716
                                                                                           ________                ________

                                    Total Current Assets                                    199,650                 159,533
                                                                                           ________                ________

                          Oil and Gas Properties, using full cost
                               accounting                                                 9,498,225               9,488,456
                          Less-Accumulated depreciation, depletion
                               and amortization                                          (8,941,859)             (8,822,570)
                                                                                           ________                ________

                                                                                            556,366                 665,886
                                                                                           ________                ________

                                                                                         $  756,016             $   825,419
                                                                                           ========                ========

                          LIABILITIES AND PARTNERS' CAPITAL:

                          Current Liabilities:
                               Accounts payable and accrued
                                 liabilities                                             $   47,130             $    42,230
                                                                                           ________                ________

                 Deferred Revenues                                                           34,471                  33,991

                 Partners' Capital                                                          674,415                 749,198

                                                                                         $  756,016             $   825,419
                                                                                           ========                ========

                         See accompanying notes to financial statements.

                      SWIFT ENERGY INCOME PARTNERS 1986-C, LTD.
                               STATEMENTS OF OPERATIONS
                                     (Unaudited)





                                                Three Months Ended             Six Months Ended
                                                     June 30,                     June 30,
                                             _____________________         _____________________

                                                1995        1994              1995        1994
                                             _________   _________         _________   _________

            REVENUES:
               Oil and gas sales             $ 121,176   $  84,369         $ 215,554   $ 207,940
               Interest income                   1,150         567             1,875         856
               Other                               --           49                --          60
                                               122,326      84,985           217,429     208,856
                                              ________    ________          ________    ________

            COSTS AND EXPENSES:
               Lease operating                  58,352      40,159            98,558      88,628
               Production taxes                  7,391       5,270            13,383      12,903
               Depreciation, depletion
                 and amortization -
                   Normal provision             36,308      25,292            73,242      59,118
                   Additional provision         46,047         --             46,047         --
               General and administrative       11,843      16,269            21,624      29,823
                                              ________    ________          ________    ________

                                               159,941      86,990           252,854     190,472

            NET INCOME (LOSS)                $ (37,615)   $ (2,005)        $ (35,425)  $  18,384
                                              ========    ========          ========    ========

            Limited Partners' net income (loss)
               per unit                      $   (3.44)   $   (.18)        $   (3.24)  $    1.68
                                              ========    ========          =========   ========




                          See accompanying note to financial statements.

                      SWIFT ENERGY INCOME PARTNERS 1986-C, LTD.
                               STATEMENTS OF CASH FLOWS
                                      (Unaudited)


                                                                  Six Months Ended
                                                                      June 30,
                                                             _________________________

                                                                 1995           1994
                                                             _________________________

            CASH FLOWS FROM OPERATING ACTIVITIES:
            Income (loss)                                    $ (35,425)      $  18,384
                Adjustments to reconcile income (loss) to
                  net cash provided by operations:
                  Depreciation, depletion and amortization     119,289          59,118
                  Deferred revenues                                480          (7,148)
                  Change in assets and liabilities:
                    (Increase) decrease in oil and gas
                      sales receivable                         (14,220)         100,476
                    Increase (decrease) in accounts
                      payable and accrued liabilities            4,900           (4,243)
            Net cash provided by (used in)
                  operating activities                          75,024          166,587
                                                            ___________    ____________

            CASH FLOWS FROM INVESTING ACTIVITIES:
                Additions to oil and gas properties             (9,769)         (15,696)
                Proceeds from sales of oil and gas properties       --           15,024
                                                            ____________   _____________
                 Net cash provided by (used in)
                   investing activities                         (9,769)            (672)
                                                            ____________   _____________

            CASH FLOWS FROM FINANCING ACTIVITIES:
                  Cash distributions to partners               (39,358)         (96,812)
                                                            ____________   _____________

            NET INCREASE (DECREASE) IN CASH
                  AND CASH EQUIVALENTS                          25,897           69,103
                                                            ____________   _____________

            CASH AND CASH EQUIVALENTS AT
                  BEGINNING OF PERIOD                           58,817            1,132
                                                            ____________   _____________

            CASH AND CASH EQUIVALENTS AT
                  END OF PERIOD                              $  84,714       $   70,235
                                                            ============   =============

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

               The Partnership does not allow for additional assessments from the partners to fund capital requirements. However, funds are available from partnership revenues, borrowings or proceeds from the sale of partnership property. The Managing General Partners believes that the funds currently available to the partnership will be adequate to meet any anticipated capital requirements.

          RESULTS OF OPERATIONS

               The following analysis explains changes in the revenue and expense categories for the quarter ended June 30, 1995 (current quarter) when compared to the quarter ended June 30, 1994 (corresponding quarter), and for the six months ended June 30, 1995 (current period), when compared to the six months ended June 30, 1994 (corresponding period).

          Three Months ended June 30, 1995 and 1994

               Oil and gas sales increased $36,807 or 44 percent in the second quarter of 1995 when compared to the corresponding quarter in 1994, primarily due to increased oil and gas production. An increase of 170 percent in oil production and 31 percent in gas production had a significant impact on partnership performance. However, current quarter gas prices declined 23 percent or $.43/MCF when compared to second quarter 1994 gas prices, partially offsetting the revenues from production increases.

               Associated depreciation expense increased 44 percent or $11,016.

               The   Partnership  recorded   an  additional   provision  in
          depreciation, depletion and amortization in the second quarter of 1995 for $46,047 when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value originally paid for oil and gas properties. The additional provision results from the Managing General Partner's determination that the fair market value paid for properties may or may not coincide with reserve valuations determined according to guidelines of the Securities and Exchange Commission.

                      SWIFT ENERGY INCOME PARTNERS 1986-C, LTD.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS (CONTINUED)




          Six Months ended June 30, 1995 and 1994

               Oil and gas sales increased $7,614 or 4 percent in the first six months of 1995 over the corresponding period in 1994. An increase in the current period oil prices of 30 percent or $3.86/BBL had a significant impact on partnership performance. Also, current period oil and gas production increased 37 percent and 23 percent, respectively, when compared to the corresponding period in 1994, further contributing to increased revenue. A decline in gas prices of 40 percent or $.85/MCF partially offset the revenue increases.

               Associated depreciation expense increased 24 percent or $14,124.

               The Partnership recorded an additional provision in depreciation, depletion and amortization in the first six months of 1995 for $46,047 when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value originally paid for oil and gas properties. The additional provision results from the Managing General Partner's determination that the fair market value paid for properties may or may not coincide with reserve valuations determined according to guidelines of the Securities and Exchange Commission.

               During 1995, partnership revenues and costs will be shared between the limited partners and general partners in a 90:10 ratio.

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


                                             SWIFT ENERGY INCOME
                                             PARTNERS 1986-C, LTD.
                                             (Registrant)

                                        By:  SWIFT ENERGY COMPANY
                                             Managing General Partner


          Date: August 11, 1995         By:  /s/ John R. Alden
                _______________              ______________________________
                                             John R. Alden
                                             Senior Vice President, and
                                             Secretary and Principal
                                             Financial Officer

          Date: August 11, 1995         By:  /s/ Alton D. Heckaman, Jr.
                _______________              ______________________________
                                             Alton D. Heckaman, Jr.
                                             Vice President, Controller
                                             and Principal Accounting Officer

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


                                             SWIFT ENERGY INCOME
                                             PARTNERS 1986-C, LTD.
                                             (Registrant)

                                        By:  SWIFT ENERGY COMPANY
                                             Managing General Partner

          Date: August 11, 1995_        By:  _______________________
                                             John R. Alden
                                             Senior Vice President,
                                             Secretary and Principal
                                             Financial Officer

          Date: August 11, 1995         By:  ________________________
                                             Alton D. Heckaman, Jr.
                                             Vice President, Controller