Form 10-Q
period 1995-09-30
SWIFT ENERGY INCOME PARTNERS 1986-C LTD
filed 1995-11-14
CIK 811957

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED  SEPTEMBER 30, 1995

                                       OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                TO
                                ------------      ----------------------

                         COMMISSION FILE NUMBER  0-17022


                    SWIFT ENERGY INCOME PARTNERS 1986-C, LTD.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           TEXAS                                             76-0200458
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

Yes  X      No
    -----       -----

                    SWIFT ENERGY INCOME PARTNERS 1986-C, LTD.

                                      INDEX




PART I.    FINANCIAL INFORMATION                                    PAGE


     ITEM 1.    FINANCIAL STATEMENTS

       Balance Sheets

          - September 30, 1995 and December 31, 1994                  3

       Statements of Operations

         - Three month and nine month periods ended
           September 30, 1995 and 1994                                4

       Statements of Cash Flows

          - Nine month periods ended September 30, 1995
            and 1994                                                  5

       Notes to Financial Statements                                  6

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS                    7

PART II.    OTHER INFORMATION                                         9


SIGNATURES                                                            10

                    SWIFT ENERGY INCOME PARTNERS 1986-C, LTD.
                                 BALANCE SHEETS

                                                    SEPTEMBER 30,        DECEMBER 31,
                                                       1995                 1994
                                                   -------------         ------------
                                                    (Unaudited)
ASSETS:

Current Assets:
  Cash and cash equivalents                       $       124,658      $       58,817
  Oil and gas sales receivable                             86,500             100,716
                                                    -------------        ------------
     Total Current Assets                                 211,158             159,533
                                                    -------------        ------------
Oil and Gas Properties, using full cost
  accounting                                            9,496,864           9,488,456
Less-Accumulated depreciation, depletion
  and amortization                                     (8,969,002)         (8,822,570)
                                                    -------------        ------------
                                                          527,862             665,886
                                                    -------------        ------------
                                                  $       739,020      $      825,419
                                                    -------------        ------------
                                                    -------------        ------------
LIABILITIES AND PARTNERS' CAPITAL:

Current Liabilities:
  Accounts payable and accrued liabilities       $         19,901      $       42,230
                                                    -------------        ------------

Deferred Revenues                                          33,398              33,991

Partners' Capital                                         685,721             749,198
                                                    -------------        ------------
                                                  $       739,020      $      825,419
                                                    -------------        ------------
                                                    -------------         ------------

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                    SWIFT ENERGY INCOME PARTNERS 1986-C, LTD.
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                             THREE MONTHS ENDED         NINE MONTHS ENDED
                                                SEPTEMBER 30,              SEPTEMBER 30,
                                        ------------------------      ------------------------
                                           1995           1994           1995           1994
                                        ---------      ---------      ---------      ---------

REVENUES:
   Oil and gas sales                   $   90,535    $   138,463    $   306,089    $   346,404
   Interest income                          1,474            585          3,347          1,441
   Other                                       33             --             35             60
                                        ---------      ---------      ---------      ---------
                                           92,042        139,048        309,471        347,905
                                        ---------      ---------      ---------      ---------
COSTS AND EXPENSES:
   Lease operating                         34,534         65,425        133,092        154,052
   Production taxes                         5,519          8,573         18,902         21,476
   Depreciation, depletion
     and amortization -
       Normal provision                    27,143         41,158        100,385        100,276
       Additional provision                    --         14,098         46,047         14,098
   General and administrative               9,169         10,592         30,793         40,417
                                        ---------      ---------      ---------      ---------
                                           76,365        139,846        329,219        330,319
                                        ---------      ---------      ---------      ---------
NET INCOME (LOSS)                      $   15,677    $      (798)   $   (19,748)   $    17,586
                                        ---------      ---------      ---------      ---------
                                        ---------      ---------      ---------      ---------

Limited Partners' Net Income (Loss)
   Per Unit                            $     1.44    $      (.07)   $     (1.81)   $      1.61
                                        ---------      ---------      ---------      ---------
                                        ---------      ---------      ---------      ---------


                 SEE ACCOMPANYING NOTE TO FINANCIAL STATEMENTS.

                    SWIFT ENERGY INCOME PARTNERS 1986-C, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                             NINE MONTHS ENDED
                                                                                SEPTEMBER 30,
                                                                         -------------------------
                                                                           1995             1994
                                                                         ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Income (Loss)                                                        $   (19,748)     $   17,586
     Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Depreciation, depletion and amortization                             146,432         114,374
      Deferred revenues                                                       (593)         (8,610)
      Change in assets and liabilities:
        (Increase) decrease in oil and gas sales receivable                 14,216          98,826
        Increase (decrease) in accounts payable
          and accrued liabilities                                          (22,329)        (14,903)
                                                                         ---------       ---------
            Net cash provided by (used in) operating activities            117,978         207,273
                                                                         ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to oil and gas properties                                     (8,408)        (27,426)
    Proceeds from sales of oil and gas properties                               --          16,034
                                                                         ---------       ---------
            Net cash provided by (used in) investing activities             (8,408)        (11,392)
                                                                         ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                         (43,729)       (137,290)
                                                                         ---------       ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        65,841          58,591
                                                                         ---------       ---------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                            58,817           1,132
                                                                         ---------       ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $   124,658      $   59,723
                                                                         ---------       ---------
                                                                         ---------       ---------


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

(3)  CONCENTRATION OF CREDIT RISK -

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

LIQUIDITY AND CAPITAL RESOURCES

     The Partnership has completed acquisition of producing oil and gas properties, expending all of the limited partners' net commitments available for property acquisitions.

     The Partnership does not allow for additional assessments from the partners to fund capital requirements. However, funds in addition to the remaining unexpended net capital commitments of the partners are available from partnership revenues, borrowings or proceeds from the sale of partnership property. The Managing General Partner believes that the funds currently available to the Partnership will be adequate to meet any anticipated capital requirements.

RESULTS OF OPERATIONS

     The following analysis explains changes in the revenue and expense categories for the quarter ended September 30, 1995 (current quarter) when compared to the quarter ended September 30, 1994 (corresponding quarter), and for the nine months ended September 30, 1995 (current period), when compared to the nine months ended September 30, 1994 (corresponding period).

THREE MONTHS ENDED SEPTEMBER 30, 1995 and 1994

     Oil and gas sales declined $47,928 or 35 percent in the third quarter of 1995 when compared to the corresponding quarter in 1994, primarily due to decreased oil production. A decline of 35 percent in oil production and 7 percent in gas production had a significant impact on partnership performance. Also, current quarter gas prices declined 19 percent or $1.62/MCF when compared to third quarter 1994 gas prices, further contributing to decreased revenues.

     Associated depreciation expense decreased 34 percent or $14,015.

     The Partnership recorded an additional provision in depreciation, depletion and amortization in the third quarter of 1994 for $14,098 when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties based on the prices in effect at the filing date, using the guidelines of the Securities and Exchange Commission, was below the fair market value originally paid for oil and gas properties. The additional provision results from the Managing General Partner's determination that the fair market value paid for properties may or may not coincide with reserve valuations determined according to guidelines of the Securities and Exchange Commission. Using prices in effect at September 30, 1994, the Partnership would have recorded an additional provision at September 30, 1994 in the amount of $44,926.

                    SWIFT ENERGY INCOME PARTNERS 1986-C, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)




NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

     Oil and gas sales decreased $40,315 or 12 percent in the first nine months of 1995 over the corresponding period in 1994. A decline in the current period gas prices of 35 percent or $.68/MCF had a significant impact on partnership performance. Increased gas production of 13 percent compared to the corresponding period in 1994, partially offset the gas price declines.

     The Partnership recorded an additional provision in depreciation, depletion and amortization in the first nine months of 1995 and 1994 for $46,047 and $14,098, respectively, when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value originally paid for oil and gas properties. The additional provision results from the Managing General Partner's determination that the fair market value paid for properties may or may not coincide with reserve valuations determined according to guidelines of the Securities and Exchange Commission.

     During 1995, partnership revenues and costs will be shared between the limited partner and general partners in 90:10 ratio.

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


                                             SWIFT ENERGY INCOME
                                             PARTNERS 1986-C, LTD.
                                             (Registrant)

                                        By:  SWIFT ENERGY COMPANY
                                             Managing General Partner


Date:  November 13, 1995                By:  /s/ John R. Alden
       -----------------                     --------------------------------
                                             John R. Alden
                                             Senior Vice President, Secretary
                                             and Principal Financial Officer



Date:  November 13, 1995                By:  /s/ Alton D. Heckaman, Jr.
       -----------------                     --------------------------------
                                             Alton D. Heckaman, Jr.
                                             Vice President, Controller
                                             and Principal Accounting Officer