Form 10-Q
period 1996-03-31
SWIFT ENERGY INCOME PARTNERS 1986-C LTD
filed 1996-05-14
CIK 811957

                                   FORM 10-Q



                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended MARCH 31, 1996

                                      OR

    [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from                               to

                        Commission File number 0-17022


                   SWIFT ENERGY INCOME PARTNERS 1986-C, LTD.
            (Exact name of registrant as specified in its charter)



                  TEXAS                                                                     76-0200458
(State or other jurisdiction of organization)                                   (I.R.S. Employer Identification No.)


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

                                     INDEX




PART I.    FINANCIAL INFORMATION                                            PAGE


      ITEM 1.    FINANCIAL STATEMENTS

            Balance Sheets

                - March 31, 1996 and December 31, 1995                       3

            Statements of Operations

                - Three month periods ended March 31, 1996 and 1995          4

            Statements of Cash Flows

                - Three month periods ended March 31, 1996 and 1995          5

            Notes to Financial Statements                                    6

      ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS                     7

PART II.    OTHER INFORMATION                                                8


SIGNATURES                                                                   9

                   SWIFT ENERGY INCOME PARTNERS 1986-C, LTD.
                                BALANCE SHEETS


                                                                                           MARCH 31,          DECEMBER 31,
                                                                                             1996                 1995
                                                                                          ----------           ----------
                                                                                          (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $      119,430       $      125,941
              Oil and gas sales receivable                                                    196,922               82,242
                                                                                       ---------------      ---------------
                   Total Current Assets                                                       316,352              208,183
                                                                                       ---------------      ---------------

         Gas Imbalance Receivable                                                               2,720                3,525
                                                                                       ---------------      ---------------

         Oil and Gas Properties, using full cost
              accounting                                                                    9,500,039            9,500,301
         Less-Accumulated depreciation, depletion
              and amortization                                                             (9,007,144)          (8,988,433)
                                                                                       ---------------      ---------------
                                                                                              492,895              511,868
                                                                                       ---------------      ---------------
                                                                                       $      811,967       $      723,576
                                                                                       ===============      ===============

         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Accounts payable and accrued liabilities                                 $       28,786       $       30,802
                                                                                       ---------------      ---------------

         Deferred Revenues                                                                     33,528               35,606

         Partners' Capital                                                                    749,653              657,168
                                                                                       ---------------      ---------------
                                                                                       $      811,967       $      723,576
                                                                                       ===============      ===============





                See accompanying notes to financial statements.

                  SWIFT ENERGY INCOME PARTNERS 1986-C, LTD.

                           STATEMENTS OF OPERATIONS
                                 (Unaudited)


                                                                                         THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                     ------------------------
                                                                                       1996               1995
                                                                                   -----------        -----------

         REVENUES:
             Oil and gas sales                                                   $       201,237   $        94,378
             Interest income                                                               1,405               725
                                                                                 ---------------   ---------------
                                                                                         202,642            95,103
                                                                                 ---------------   ---------------
         COSTS AND EXPENSES:
             Lease operating                                                              38,635            40,206
             Production taxes                                                              5,694             5,992
             Depreciation, depletion
               and amortization                                                           18,711            36,934
             General and administrative                                                   16,907             9,781
                                                                                 ---------------   ---------------
                                                                                          79,947            92,913
                                                                                 ---------------   ---------------
         NET INCOME (LOSS)                                                       $       122,695   $         2,190
                                                                                 ===============   ===============



         LIMITED PARTNERS' NET INCOME (LOSS)
             PER UNIT

         MARCH 31, 1996                       $         11.23
                                                 ============
         MARCH 31, 1995                       $           .20
                                                 ============











                See accompanying note to financial statements.

                  SWIFT ENERGY INCOME PARTNERS 1986-C, LTD.

                           STATEMENTS OF CASH FLOWS
                                 (Unaudited)


                                                                                             THREE MONTHS ENDED
                                                                                                   MARCH 31,
                                                                                     --------------------------------
                                                                                        1996                  1995
                                                                                  -------------          --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (loss)                                                               $      122,695          $         2,190
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Depreciation, depletion and amortization                                          18,711                   36,934
      Change in gas imbalance receivable
          and deferred revenues                                                         (1,273)                     640
      Change in assets and liabilities:
        (Increase) decrease in oil and gas sales receivable                           (114,680)                  11,613
        Increase (decrease) in accounts payable
          and accrued liabilities                                                       (2,016)                  (9,004)
                                                                               ---------------          ---------------
                Net cash provided by (used in) operating activities                     23,437                   42,373
                                                                               ---------------          ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to oil and gas properties                                                     --                   (3,499)
    Proceeds from sales of oil and gas properties                                          262                       --
                                                                               ---------------          ---------------
                Net cash provided by (used in) investing activities                        262                   (3,499)
                                                                               ---------------          ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                     (30,210)                 (35,511)
                                                                               ---------------          ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    (6,511)                   3,363
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       125,941                   58,817
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $      119,430          $        62,180
                                                                               ===============          ===============





               See accompanying notes to financial statements.

                   SWIFT ENERGY INCOME PARTNERS 1986-C, LTD.
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)



(1)  GENERAL INFORMATION -

                  The financial statements included herein have been prepared by the Partnership and are unaudited except for the balance sheet at December 31, 1995 which has been taken from the audited financial statements at that date. The financial statements reflect adjustments, all of which were of a normal recurring nature, which are, in the opinion of the managing general partner necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The Partnership believes adequate disclosure is provided by the information presented. The financial statements should be read in conjunction with the audited financial statements and the notes included in the latest Form 10-K.

(2)  GAS IMBALANCES -

                  The gas imbalance receivable and deferred revenues are accounted for on the entitlements method, whereby the Partnership records its share of revenue, based on its entitled amount. Any amounts over or under the entitled amount are recorded as an increase or decrease to the gas imbalance receivable or deferred revenues as applicable.

(3)  VULNERABILITY DUE TO CERTAIN CONCENTRATIONS -

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

(4)  FAIR VALUE OF FINANCIAL INSTRUMENTS -

                  The Partnership's financial instruments consist of cash and cash equivalents and short-term receivables and payables. The carrying amounts approximate fair value due to the highly liquid nature of the short-term instruments.

(5)  SUBSEQUENT EVENTS -

                  In February 1996, the Managing General Partner informed the limited partners of a proposal to sell all the Partnership's properties and dissolve and liquidate the Partnership. The special meeting of Limited Partners was held on March 20, 1996. Of the total units held by the Limited Partners, a majority voted for adoption of the proposal for sales of substantially all of the assets of the Partnership and the dissolution, winding up and termination of the Partnership. The Partnership's financial statements do not reflect any adjustments that might result from the liquidation of the Partnership.

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

RESULTS OF OPERATIONS

      Oil and gas sales increased $106,859 or 113 percent in the first quarter of 1996 when compared to the same period in 1995, primarily due to increased gas and oil prices. An increase in gas prices of 68 percent or $.74/MCF and in oil prices of 14 percent or $2.03/BBL had a significant impact on partnership performance. Current quarter gas and oil production declined 41 percent and 7 percent, respectively, when compared to first quarter 1995 production volumes, partially offsetting the effect of increased gas and oil prices.

      Also, current quarter oil and gas sales increased due to the settlement of pending litigation on the Kaiser Francis I acquisition, Cassel 1-17 well. Take or pay proceeds were received in the amount of $104,965 and recorded in the March revenues.

      Associated depreciation expense decreased 49 percent or $18,223.

      During 1996, partnership revenues and costs will be shared between the limited partner and general partners in a 90:10 ratio.

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


                                                                       SWIFT ENERGY INCOME
                                                                       PARTNERS 1986-C, LTD.
                                                                       (Registrant)

                                                            By:        SWIFT ENERGY COMPANY
                                                                       Managing General Partner

Date:     May 1, 1996                                       By:        /s/ John R. Alden
         -----------------------                                       --------------------------------
                                                                       John R. Alden
                                                                       Senior Vice President, Secretary
                                                                       and Principal Financial Officer

Date:     May 1, 1996                                       By:        /s/ Alton D. Heckaman, Jr.
         -----------------------                                       --------------------------------
                                                                       Alton D. Heckaman, Jr.
                                                                       Vice President, Controller
                                                                       and Principal Accounting Officer


                  EXHIBIT  INDEX


     27  --  Financial Data Schedule